Form 10QSB
period 2007-09-30
Profile Bancorp Inc
filed 2007-12-21
CIK 1410303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 333-146071

Profile Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Federal	To Be Applied For
(State or other jurisdiction of incorporation ororganization)	(I.R.S. Employer Identification No.)

45 Wakefield Street, Rochester, New Hampshire	03867
(Address of principal executive offices)	(Zip Code)

(603) 332-2610
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of December 20, 2007, there were no shares of the registrant’s common stock outstanding.

Explanatory Note

Profile Bancorp, Inc. (the “Company”) filed a registration statement on Form SB-2 (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”), which the SEC declared effective on November 9, 2007. The Registration Statement included financial statements for the quarter ended June 30, 2007. Therefore, the Company is filing this Form 10-QSB pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended, in order to file financial statements for the first fiscal quarter subsequent to the quarter reported in the Registration Statement.

PROFILE BANCORP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Profile Bancorp, Inc. has not yet been organized and will be formed upon completion of the mutual holding company reorganization of Profile Bank, FSB (“Profile Bank” or the “Bank”). After completion of the reorganization, the Company will become the federally chartered mid-tier stock holding company of the Bank and will own all of the Bank’s capital stock. The Company is not currently an operating company and, therefore, the information presented in this report is for the Bank.

PROFILE BANK, FSB

CONDENSED BALANCE SHEETS
(In Thousands)

	September 30,	December 31,
	2007	2006
ASSETS	(unaudited)
Cash and due from banks	$4,080	$4,410
Money market mutual funds	182	247
Federal Home Loan Bank overnight deposits	1,344	135
Total cash and cash equivalents	5,606	4,792
Interest-bearing time deposits in other banks	1,980	1,982
Investments in available-for-sale securities, (at fair value)	5,014	16,509
Investments in held-to-maturity securities (fair values of
$12,679 as of September 30, 2007 and $17,267 as of December 31, 2006)	14,418	17,650
Federal Home Loan Bank stock, at cost	932	932
Loans held-for-sale	-	117
Loans, net of allowance for loan losses of $468 as of
September 30, 2007 and December 31, 2006	102,658	96,843
Premises and equipment	4,844	3,160
Investment in real estate	679	665
Accrued interest receivable	517	422
Cash surrender value of life insurance policies	75	74
Deferred tax asset, net	424	389
Income taxes receivable	-	72
Other assets	440	137
Total assets	$137,587	$143,744

LIABILITIES AND EQUITY
Deposits:
Noninterest-bearing	$9,999	$8,886
Interest-bearing	104,576	100,672
Total deposits	114,575	109,558
Federal Home Loan Bank advances	1,600	13,500
Income taxes payable	26	-
Other liabilities	740	702
Total liabilities	116,941	123,760

Commitments and contingencies

Equity:
Retained earnings	20,830	20,180
Accumulated other comprehensive loss	(184)	(196)
Total equity	20,646	19,984
Total liabilities and equity	$137,587	$143,744

The accompanying notes are an integral part of these condensed financial statements.

PROFILE BANK, FSB

CONDENSED STATEMENTS OF INCOME
(In Thousands)

	Three Months		Nine Months Ended
	Ended September 30,		September 30,
	2007	2006	2007	2006
		(unaudited)
Interest and dividend income:
Interest and fees on loans	$1,658	$1,459	$4,836	$4,166
Interest on debt securities:
Taxable	229	401	830	1,236
Tax-exempt	27	29	91	69
Dividends on Federal Home Loan Bank stock	15	21	43	46
Other interest income	16	21	71	45
Total interest and dividend income	1,945	1,931	5,871	5,562
Interest expense:
Interest on deposits	728	570	2,046	1,566
Interest on Federal Home Loan Bank advances	38	170	262	477
Total interest expense	766	740	2,308	2,043
Net interest and dividend income	1,179	1,191	3,563	3,519
Provision for loan losses	-	-	-	-
Net interest and dividend income after provision
for loan losses	1,179	1,191	3,563	3,519
Noninterest income:
Fees and charges on deposit accounts	56	57	169	173
Fees and service charges on loans	3	7	37	35
Net gain (loss) on sales of available-for-sale securities	-	-	1	(4)
Other service charges and fees	25	24	62	63
Other income	17	19	56	57
Total noninterest income	101	107	325	324
Noninterest expense:
Salaries and employee benefits	488	421	1,439	1,304
Occupancy expense	69	57	203	169
Equipment expense	39	43	122	129
Data processing	81	78	256	238
Advertising expense	26	55	126	229
Supplies	27	24	65	65
Directors compensation	13	23	83	74
Insurance expense	21	19	65	58
Other expense	148	100	487	419
Total noninterest expense	912	820	2,846	2,685
Income before income tax expense	368	478	1,042	1,158
Income tax expense	161	169	392	413
Net income	$207	$309	$650	$745

The accompanying notes are an integral part of these condensed financial statements.

PROFILE BANK, FSB
CONDENSED STATEMENTS OF CASH FLOW
(In Thousands)

	Nine Months Ended
	September 30
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net income	$650	$745
Adjustments to reconcile net income to net cash
provided by operating activities:
Net (gain) loss on sales of available-for-sale securities	(1)	4
Net amortization of securities	40	55
Decrease (increase) in loans held-for-sale	117	(162)
Change in deferred loan origination fees, net	(19)	(2)
Depreciation and amortization	100	124
Benefit from bank owned life insurance	(1)	-
(Increase) decrease in accrued interest receivable	(95)	24
Increase in other assets	(303)	(13)
Deferred tax benefit	(43)	(38)
Decrease in taxes receivable	72	112
Increase in taxes payable	26	69
(Decrease) increase in accrued interest payable	(34)	18
Increase in other liabilities	71	126

Net cash provided by operating activities	580	1,062

Cash flows from investing activities:
Purchases of interest-bearing time deposits in other banks	(793)	(200)
Proceeds from maturities of interest-bearing time deposits in other banks	795	300
Purchases of available-for-sale securities	(169)	(415)
Proceeds from sales of available-for-sale securities	10,778	2,416
Proceeds from maturities of available-for-sale securities	895	1,169
Purchases of held-to-maturity securities	-	(2,420)
Proceeds from maturities of held-to-maturity securities	3,205	5,497
Purchases of Federal Home Loan Bank stock	-	(6)
Loan originations and principal collections, net	(5,796)	(10,577)
Capital expenditures - premises and equipment	(1,798)	(668)

Net cash provided by (used in) investing activities	7,117	(4,904)

Cash flows from financing activities:
Net decrease in demand deposits, savings and NOW deposits	(570)	(6,286)
Net increase in time deposits	5,587	10,352
Net change in short-term advances from Federal Home Loan Bank	(8,900)	(2,700)
Long-term advances from Federal Home Loan Bank	-	3,000
Payments on long-term advances from Federal Home Loan Bank	(3,000)	(200)

Net cash (used in) provided by financing activities	(6,883)	4,166

Net increase in cash and cash equivalents	814	324
Cash and cash equivalents at beginning of period	4,792	6,220
Cash and cash equivalents at end of period	$5,606	$6,544

Supplemental disclosures:
Interest paid	$2,342	$2,025
Income taxes paid	337	270

The accompanying notes are an integral part of these financial statements.

PROFILE BANK, FSB
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTES TO CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-QSB, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments necessary, consisting of only normal recurring accruals, to present fairly the financial position, results of operations and cash flows of Profile Bank, FSB for the periods presented. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The interim results of operations are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Instruments" (SFAS 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS No. 133. The statement is effective as of January 1, 2007. The adoption of SFAS 155 is not expected to have a material impact on the Bank’s financial condition and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS 156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Bank does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Bank’s financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Bank’s financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. The Bank does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (EITF Issue 06-4). EITF 06-4 requires companies with an endorsement split-dollar life insurance arrangement to recognize a liability for future postretirement benefits. The effective date is for fiscal years beginning after December 15, 2007, with earlier application permitted. Companies should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or (b) a change in accounting principle through retrospective application to all periods. The Bank is currently evaluating and has not yet determined the impact the new EITF is expected to have on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective at the beginning of the Bank’s fiscal year beginning January 1, 2008, and early application may be elected in certain circumstances. The Bank is currently evaluating and has not yet determined the impact the new standard is expected to have on its financial position, results of operations or cash flows.

NOTE 3 - MUTUAL HOLDING COMPANY REORGANIZATION AND MINORITY STOCK ISSUANCE

On June 19, 2007, as amended and restated on October 30, 2007 and December 11, 2007, the Board of Directors of Profile Bank, FSB unanimously adopted a Plan of Reorganization and Stock Issuance (the “Plan of Reorganization”). Pursuant to the Plan of Reorganization, which will be voted on by the Bank’s members at a special meeting of members to be held on December 21, 2007, the Bank will: (i) convert to a stock savings bank (“Stock Bank”) as the successor to the Bank in its current mutual form; (ii) organize the Company as a federally chartered corporation that will own 100% of the common stock of the Stock Bank; and (iii) organize Profile Bancorp MHC (the “MHC”) as a federally chartered mutual holding company that will own at least 51% of the common stock of the Company so long as the MHC remains in existence. The Stock Bank will succeed to the business and operations of the Bank in its mutual form and the Company will sell a minority interest in its common stock in a public stock offering.

Following the completion of the reorganization, all depositors who had membership or liquidation rights with respect to the Bank as of the effective date of the reorganization will continue to have such rights solely with respect to the MHC so long as they continue to hold deposit accounts with the Bank. In addition, all persons who become depositors of the Bank subsequent to the reorganization will have such membership and liquidation rights with respect to the MHC.

The Company is offering to the public shares of common stock representing a minority ownership of the Company. The price of the common stock is based upon the estimated pro forma market value of the Bank as determined by an independent appraisal. The MHC will maintain the majority ownership of the Company. In connection with the reorganization, Profile Bancorp intends to establish Profile Bank Charitable Foundation (the “Foundation”). The Foundation will be funded with Profile Bancorp common stock and cash in amount equal to 8.0% of the stock sold in the offering.

Costs incurred in connection with the offering will be recorded as a reduction of the proceeds from the offering. If the transaction is not consummated, all costs incurred in connection with the transaction will be expensed. At September 30, 2007, reorganization costs of approximately $303,000 were incurred in connection with the reorganization.

NOTE 4 - SUBSEQUENT EVENTS

On December 11, 2007, the Company announced that it completed its subscription offering to depositors and eligible borrowers on December 7, 2007, and that it had extended the community offering. In order to consummate the offering, the Company must sell a minimum of 1,099,050 shares at $10 per share. Subject to market conditions, independent appraiser review and regulatory approval, the Company expects to sell in the aggregate approximately 1,099,050 shares, which is the minimum of the offering range, in the subscription and community offering. The Company may terminate the community offering at any time upon receiving subscriptions at the minimum of the offering range without further notice.

In addition, the Company increased the individual purchase limitation to 30,000 shares ($300,000) and the group purchase limitation to up to 5% of the common stock sold in the offering (54,952 shares at the minimum of the offering range).

Item 2. Management’s Discussion and Analysis or Plan of Operation

General

Profile Bank operates as a community-oriented financial institution offering a variety of deposit and loan products primarily to individuals and small businesses located in Strafford, Belknap and Carroll Counties, New Hampshire. The Bank operates from three full-service locations, including our main office in Rochester, New Hampshire and our branch offices in Alton and Sanbornville, New Hampshire.

Management’s discussion and analysis or plan of operation at and for the three and nine months ended September 30, 2007 and 2006 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-QSB.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Bank. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Bank include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in real estate market values in the Bank’s market area, and changes in relevant accounting principles and guidelines. Additionally, other risks and uncertainties are described in the Company’s registration statement on Form SB-2 filed with the Securities and Exchange Commission (the “SEC”) which is available through the SEC’s website at www.sec.gov. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Bank does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Total assets decreased $6.1 million, or 4.3%, from $143.7 million at December 31, 2006 to $137.6 million at September 30, 2007, primarily due to a decrease in investment securities, partially offset by an increase in net loans and premises and equipment. Securities available-for-sale decreased $11.5 million, or 69.7%, from $16.5 million at December 31, 2006 to $5.0 million at September 30, 2007 as we continued our strategy, which began in 2005, of disposing of our equity securities, and, in particular, our mutual fund securities portfolio. Securities held-to-maturity decreased $3.3 million, or 18.6%, from $17.7 million at December 31, 2006 to $14.4 million at September 30, 2007. Principal payments received as well as proceeds from sales and maturities of securities were utilized to pay off Federal Home Loan Bank advances and to fund loans. Net loans increased $5.8 million, or 6.0%, from $96.8 million at December 31, 2006 to $102.7 million at September 30, 2007. Premises and equipment increased by $1.6 million at September 30, 2007 when compared to December 31, 2006.

Total liabilities decreased $6.9 million, or 5.6%, from $123.8 million at December 31, 2006 to $116.9 million at September 30, 2007, primarily due to a decrease in Federal Home Loan Bank advances partially offset by an increase in deposits. Federal Home Loan Bank advances decreased $11.9 million, or 88.1%, from $13.5 million at December 31, 2006 to $1.6 million at September 30, 2007, as funds received from sales, maturities and paydowns of securities and increases in deposits were utilized to paydown advances. Deposits increased $5.0 million, or 4.6%, from $109.6 million at December 31, 2006 to $114.6 million at September 30, 2007.

Total equity increased $662,000, or 3.3%, from $20.0 million at December 31, 2006 to $20.6 million at September 30, 2007, primarily due to net income for the period of $650,000, and a $12,000 decrease in accumulated other comprehensive loss.

Comparison Of Operating Results For The Three and Nine Months Ended September 30, 2007 and 2006

General.  Net income decreased $102,000, or 33.0%, to $207,000 for the three months ended September 30, 2007 compared to the same period in the prior year. Net income decreased for the three months ended September 30, 2007 due primarily to decreases in net interest and dividend income and an increase in noninterest expense. Net interest and dividend income decreased primarily as a result of higher interest expense on interest-bearing liabilities.

Net income decreased $95,000, or 12.8%, to $650,000 for the nine months ended September 30, 2007 compared to the same period in the prior year. Net income decreased for the nine months ended September 30, 2007 due primarily to an increase in noninterest expense, partially offset by an increase in net dividend and interest income. Noninterest expense increased primarily as a result of an increase in compensation and benefits and other expense.

Net Interest and Dividend Income. The following table summarizes changes in interest and dividend income and interest expense for the three and nine months ended September 30, 2007 and 2006.

(Dollars in thousands)	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2007	2006	% Change	2007	2006	% Change
Components of net interest income
Loans	$1,658	$1,459	13.64%	$4,836	$4,166	16.08%
Securities (1)	289	470	(38.51)	1,024	1,396	(26.65)
Other interest-earning assets	16	21	(23.81)	71	45	57.78
Total interest income	1,963	1,950	0.67	5,931	5,607	5.78
Deposits	728	570	27.72	2,046	1,566	30.65
Borrowings	38	170	(77.65)	262	477	(45.07)
Total interest expense	766	740	3.51	2,308	2,043	12.97
Net interest income	$1,197	$1,210	(1.07)	$3,623	$3,564	1.66
Average yields and rates paid
Interest-earning assets (1)	6.20%	5.83%	6.35%	6.10%	5.64%	0.46%
Interest-bearing liabilities	2.93	2.66	10.15	2.86	2.44	0.42
Interest rate spread	3.27	3.17	3.15	3.24	3.20	0.04
Net interest margin	3.78	3.62	4.42	3.73	3.58	0.15
Average balances
Loans	$101,581	$92,349	10.00%	$99,459	$89,066	11.67%
Investment securities	23,675	39,630	(40.26)	28,078	42,106	(33.32)
Other interest-earning assets	1,424	1,835	(22.40)	2,049	1,494	37.15
Deposits	101,871	98,752	3.16	101,042	98,773	2.30
Borrowings	2,878	12,564	(77.09)	6,529	12,791	(48.96)

(1) Interest income and yield are stated on a fully tax-equivalent basis using a 39.61% tax rate.

Net interest and dividend income for the three months ended September 30, 2007 totaled $1.2 million compared to $1.2 million for the same period in 2006. This represents a decrease of $13,000, or 1.1%. The decrease is primarily due to the increase in interest expense on deposits, partially offset by the increase in interest and fees on loans. Interest income increased primarily as a result of an increase in the average yield on interest-earning assets from 5.83% to 6.20%. Increases in the average yield were primarily the result of increases in market interest rates. The average balance of loans increased $9.2 million, or 10.0% during the period as did the average yield on loans, from 6.32% during the 2006 period to 6.53% in 2007. Offsetting the increase in interest and dividend income was an increase in interest expense. Interest expense increased as a result of a $9.0 million, or 22.8% increase in the average balance of time deposits and a 69 basis point increase in the average rate paid on time deposits. Time deposits increased due to higher interest rates compared to other deposit products and the increasing interest rate environment resulted in an increase in the average rate paid on time deposits.

Net interest and dividend income for the nine months ended September 30, 2007 increased by $59,000, or 1.7%, to $3.6 million compared to the same period in 2006. The increase is primarily due to the increase in interest and fees on loans partially offset by the increase in interest expense on deposits. Interest income increased primarily as a result of an increase in the average yield on interest-earning assets from 5.64% to 6.10%. Increases in the average yield were primarily the result of increases in market interest rates. The average balance of loans increased $10.4 million, or 11.67%, during the period as did the average yield on loans, from 6.24% during the 2006 period to 6.48% in 2007. Partially offsetting the increase in interest and dividend income was an increase in interest expense. Interest expense increased as a result of a $11.3 million, or 31.6%, increase in the average balance of time deposits and a 95 basis point increase in the average rate paid on time deposits. Time deposits increased due to higher interest rates compared to other deposit products, and the increasing interest rate environment resulted in an increase in the average rate paid on time deposits.

Provision for Loan Losses. We did not record a provision for loan losses for the three and nine months ended September 30, 2007 and 2006. The lack of provision during these periods reflects management’s assessment of charge-off activity, decreased non-performing loans and improved loan delinquencies.

The following table summarizes the activity in the allowance for loan losses for the three and six months ended September 30, 2007 and 2006.

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Allowance at beginning of period	$468	$474	$468	$476
Provision for loan losses	-	-	-	-
Charge offs	-	(7)	-	(9)
Recoveries	-	-	-	-
Net (charge-offs) recoveries	-	(7)	-	(9)
Allowance at end of period	$468	$467	$468	$467

The following table provides information with respect to our nonperforming assets at the dates indicated:

(Dollars in thousands)

	At September 30,	At December 31,
	2007	2006
Nonaccrual loans	$461	$390
Accruing loans past due 90 days or more	-	-
Real estate owned	-	-
Total nonperforming assets	$461	$390

Total nonperforming loans to total loans (1)	0.45%	0.40%
Total nonperforming loans to total assets	0.34%	0.27%

(1) Loans are presented before allowance for loan losses and deferred loan origination fees, net. Loans held for sale are excluded.

Noninterest Income. Noninterest income remained relatively unchanged during the three and nine months ended September 30, 2007 as compared to the prior year period.

The following tables summarize noninterest income for the three and nine months ended September 30, 2007 and 2006.

Three Months Ended September 30, (Dollars in thousands)	2007	2006	$ Change	% Change
Fees and charges on deposit accounts	$56	$57	$(1)	(1.75)%
Fees and service charges on loans	3	7	(4)	(57.14)
Other service charges and fees	25	24	1	4.17
Other income	17	19	(2)	(10.53)
	$101	$107	$(6)	(5.61)

Nine Months Ended September 30, (Dollars in thousands)	2007	2006	$ Change	% Change
Fees and charges on deposit accounts	$169	$173	$(4)	(2.31)%
Fees and service charges on loans	37	35	2	5.71
Net gain (loss) on sales of available-for-sale securities	1	(4)	5	(125.00)
Other service charges and fees	62	63	(1)	(1.59)
Other income	56	57	(1)	(1.75)
	$325	$324	$1	0.31

Noninterest Expense. Noninterest expense for the three months ended September 30, 2007 totaled $912,000 compared to $820,000 for the same period in 2006. This represents an increase of $92,000, or 11.22%. Noninterest expense for the nine months ended September 30, 2007 totaled $2.8 million compared to $2.7 million for the same period in 2006. This represents an increase of $161,000, or 6.0%. Increases in each period are primarily as a result of an increase in compensation and benefits and other expense, partially offset by a decrease in advertising expense. Compensation and benefits expense primarily increased as a result of higher salaries. Other expenses consists primarily of professional fees, contributions, postage and courier services.

The following tables summarize noninterest expense for the three and nine months ended September 30, 2007 and 2006.

Three Months Ended September 30, (Dollars in thousands)	2007	2006	$ Change	% Change
Salaries and employee benefits	$488	$421	$67	15.91%
Occupancy expense	69	57	12	21.05
Equipment expense	39	43	(4)	(9.30)
Data processing	81	78	3	3.85
Advertising expense	26	55	(29)	(52.73)
Supplies	27	24	3	12.50
Directors compensation	13	23	(10)	(43.48)
Insurance expense	21	19	2	10.53
Other expense	148	100	48	48.00
	$912	$820	$92	11.22

Nine Months Ended September 30, (Dollars in thousands)	2007	2006	$ Change	% Change
Salaries and employee benefits	$1,439	$1,304	$135	10.35%
Occupancy expense	203	169	34	20.12
Equipment expense	122	129	(7)	(5.43)
Data processing	256	238	18	7.56
Advertising expense	126	229	(103)	(44.98)
Supplies	65	65	0	0.00
Directors compensation	83	74	9	12.16
Insurance expense	65	58	7	12.07
Other expense	487	419	68	16.23
	$2,846	$2,685	$161	6.00

Liquidity and Capital Management

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities of and payments on investment securities and borrowings from the Federal Home Loan Bank of Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2007, cash and cash equivalents totaled $5.6 million. In addition, at September 30, 2007, we had the ability to borrow up to a total of $47.6 million from the Federal Home Loan Bank of Boston. On September 30, 2007, we had $1.6 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations. At September 30, 2007, we had $4.2 million in loan commitments outstanding. In addition, we had $10.5 million in unadvanced portions of loans, including commercial and consumer lines of credit and construction loans. Historically, many of the commitments and lines of credit expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Time deposits due within one year of September 30, 2007 totaled $46.3 million, or 90.6% of time deposits. The large percentage of time deposits that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before September 30, 2008. We believe, however, based on past experience, that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is the origination of loans. Our primary financing activities consist of activity in deposit accounts and Federal Home Loan Bank advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

The stock offering is expected to increase our equity by $12.0 million to $32.1 million at the maximum of the offering range. The capital from the offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net earnings. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. Following the offering, we may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except: (1) in extraordinary circumstances, we may make open market repurchases of up to 5% of our outstanding stock if we receive the prior non-objection of the OTS of such repurchases; (2) repurchases of qualifying shares of a director or if we conduct an OTS-approved offer to repurchase made to all shareholders; (3) if we repurchase to fund a restricted stock award plan that has been approved by shareholders; or (4) if we repurchase stock to fund a tax-qualified employee stock benefit plan. All repurchases are prohibited, however, if the repurchase would reduce Profile Bank’s regulatory capital below regulatory required levels.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.

For the nine months ended September 30, 2007 and the year ended December 31, 2006, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business. At September 30, 2007, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission Of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

On November 9, 2007, the Company, the MHC, and the Bank entered into an Agency Agreement with Sandler O’Neill & Partners, L.P. (“Sandler O’Neill”), who is acting as the Bank’s financial advisor during the conversion of the Bank from the mutual form of organization to the mutual holding company form of organization and is also assisting in the marketing of the Company’s common stock during its stock offering. For these services, Sandler O’Neill will receive a marketing fee equal to 1.0% of the dollar amount of the common stock sold in the subscription and community offerings. No fee will be payable to Sandler O’Neill with respect to shares purchased by officers, directors and employee or their immediate families, any common stock purchased by the Bank’s tax-qualified and non-qualified employee benefit plans and shares contributed to the Foundation.

The foregoing description of the terms of the Agency Agreement is qualified in its entirety by reference to the Agency Agreement, which is filed as Exhibit 1.1 hereto and incorporated by reference herein.

Item 6.	Exhibits

1.1	Agency Agreement

3.1	Charter of Profile Bancorp, Inc. (1)

3.2	Bylaws of Profile Bancorp, Inc. (1)

4.0	Form of Stock Certificate of Profile Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

___________________
(1)	Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form SB-2 (File No. 333-146071) as amended, initially filed with the SEC on September 14, 2007.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROFILE BANCORP, INC.

Date: December 21, 2007	By:	/s/ Kenneth A. Wilman, Jr.
Kenneth A. Wilman, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: December 21, 2007	By:	/s/ Kevin D. Miller
Kevin D. Miller
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)